Form 10-Q
period 2026-06-30
Karbon Capital Partners Corp.
filed 2026-08-13
CIK 2088749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 35,390,000 Class A Ordinary Shares, $0.0001 par value, and 8,625,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

Karbon Capital Partners Corp.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

KARBON CAPITAL PARTNERS CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$418,044	$834,527
Prepaid insurance	87,750	87,750
Prepaid expenses	48,245	98,444
Total current assets	554,039	1,020,721
Non-current prepaid insurance	38,826	82,701
Marketable securities held in Trust Account	351,773,580	345,597,290
Total Assets	$352,366,445	$346,700,712

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$275,355	$130,269
Accrued offering costs	75,000	75,366
Total current liabilities	350,355	205,635
Deferred legal fee	325,000	325,000
Deferred underwriting fee	12,075,000	12,075,000
Total Liabilities	12,750,355	12,605,635

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of $10.20 and $10.02 per share as of June 30, 2026 and December 31, 2025, respectively	351,773,580	345,597,290

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 890,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	89	89
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	863	863
Additional paid-in capital	—	—
Accumulated deficit	(12,158,442)	(11,503,165)
Total Shareholders’ Deficit	(12,157,490)	(11,502,213)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$352,366,445	$346,700,712

The accompanying notes are an integral part of these unaudited condensed financial statements.

KARBON CAPITAL PARTNERS CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$376,106	$655,277
Loss from operations	(376,106)	(655,277)

Other income: (expense):
Share-based compensation expense	(1,337,856)	(1,337,856)
Interest earned on marketable securities held in Trust Account	3,105,736	6,176,290
Total other income, net	1,767,880	4,838,434

Net income	$1,391,774	$4,183,157

Basic and diluted weighted average shares outstanding of Class A Ordinary Shares	35,390,000	35,390,000
Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$0.03	$0.10
Basic and diluted weighted average shares outstanding of Class B Ordinary Shares	8,625,000	8,625,000
Basic and diluted net income per Ordinary Share, Class B Ordinary Shares	$0.03	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

KARBON CAPITAL PARTNERS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	890,000	$89	8,625,000	$863	$—	$(11,503,165)	$(11,502,213)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,070,554)	(3,070,554)
Net income	—	—	—	—	—	2,791,383	2,791,383
Balance at March 31, 2026 (unaudited)	890,000	89	8,625,000	863	—	(11,782,336)	(11,781,384)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(1,337,856)	(1,767,880)	(3,105,736)
Capital Contribution from Sponsor - Share-based compensation	—	—	—	—	1,337,856	—	1,337,856
Net income	—	—	—	—	—	1,391,774	1,391,774
Balance at June 30, 2026 (unaudited)	890,000	$89	8,625,000	$863	$1,337,856	$(13,496,298)	$(12,157,490)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KARBON CAPITAL PARTNERS CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,183,157
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,176,290)
Share-based compensation expense	1,337,856
Changes in operating assets and liabilities:
Prepaid insurance	43,875
Prepaid expenses	50,199
Accrued expenses	145,086
Net cash used in operating activities	(416,117)

Cash Flows from Financing Activities:
Payment of offering costs	(366)
Net cash used in financing activities	(366)
Net Change in Cash	(416,483)
Cash – Beginning of period	834,527
Cash – End of period	$418,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

KARBON CAPITAL PARTNERS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity from the period from September 12, 2025 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering” or the “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders (the “Public Shareholders”) of Public Units, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below)). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). In addition, the amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial Business Combination.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares included in the Private Placement Units if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 26, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to December 12, 2025 had been satisfied through a loan under an unsecured promissory note from the Sponsor of up to $300,000. On December 12, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $300,000. As of June 30, 2026, the Company had cash of $418,044 and working capital of $203,684.

In order to fund any working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted at the option of the lender into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements—Going Concern,” the Company evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued. The Company must complete its initial Business Combination within the Combination Period. As of June 30, 2026, the Company had limited cash available to fund its operating activities, and management’s forecast indicates that existing working capital may not be sufficient to fund operations through the end of the Combination Period without obtaining additional financing or reducing expenditures. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these unaudited condensed financial statements. Management intends to complete an initial Business Combination and, if necessary, obtain additional financing to meet the Company’s working capital needs. However, there can be no assurance that these plans will be successfully implemented. Accordingly, the accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $418,044 and $834,527 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of either June 30, 2026 or December 31, 2025.

Marketable Securities held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $351,773,580 and $345,597,290, respectively, were held in money market funds which invest in U.S. Treasury securities.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, "Distinguishing Liabilities from Equity", the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(3,631,125)
Public Shares issuance costs	(19,944,304)
Plus:
Accretion of carrying value to redemption value	24,172,719
Class A ordinary shares subject to possible redemption, December 31, 2025	345,597,290
Plus:
Accretion of carrying value to redemption value	3,070,554
Class A ordinary shares subject to possible redemption, June 30, 2026	348,667,844
Plus:	—
Accretion of carrying value to redemption value	3,105,736
Class A ordinary shares subject to possible redemption, June 30, 2026	$351,773,580

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 4) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the unaudited condensed statements of operations.

The fair value of the Founder Shares used to measure share-based compensation was determined based on a third-party valuation as of June 2, 2026. The significant assumptions used in the valuation included an underlying Class A ordinary share price of $10.12, an estimated Business Combination date of December 10, 2027, a remaining term of approximately 0.48 years, a risk-free interest rate of 3.65% and an implied market adjustment of approximately 16.82%. Based on these assumptions, the estimated fair value of each Founder Share was approximately $1.67.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement, since the average stock price of the Company’s ordinary shares for the three and six months ended June 30, 2026 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,847,500 ordinary shares in the aggregate. As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, basic	$1,119,048	$272,726	$3,363,443	$819,714
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	35,390,000	8,625,000	35,390,000	8,625,000
Basic and diluted net income per Ordinary Share	$0.03	$0.03	$0.10	$0.10

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, inclusive of 4,500,000 Units sold to the underwriters on December 12, 2025 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 5 — Share-Based Compensation

On June 30, 2026, the Sponsor granted Class P Units of Karbon Capital Partners Core Holdings II, LLC, an affiliate of the Sponsor, to certain independent directors and a consultant in connection with services provided to the Company. The Company concluded that the awards are within the scope of ASC 718, “Compensation—Stock Compensation,” and are accounted for as equity-classified share-based payment awards. As the awards were granted by the Sponsor, the corresponding credit for share-based compensation recognized by the Company is reflected as a capital contribution within additional paid-in capital.

The independent directors received an aggregate of 800,000 fully vested Class P Units on the grant date. The grant-date fair value of the Class P Units was approximately $1.67 per unit, resulting in an aggregate grant-date fair value of $1,337,856. Accordingly, the Company recognized $1,337,856 of share-based compensation expense during the three and six months ended June 30, 2026, with a corresponding increase to additional paid-in capital representing a capital contribution from the Sponsor.

The fair value of the Class P Units was determined based on a third-party valuation. The significant assumptions used in determining the fair value included an underlying Class A ordinary share price of $10.12, an estimated Business Combination date of December 10, 2027, a remaining term of approximately 0.48 years, a risk-free interest rate of 3.65%, and an implied market adjustment of approximately 16.82%. Based on these assumptions, the estimated fair value of each Class P Unit was approximately $1.67.

In addition, the Sponsor granted 431,250 Class P Units to a consultant. The consultant award is subject to both service-based and performance-based vesting conditions, including the completion of the Company’s initial Business Combination. As of June 30, 2026, no compensation cost related to the consultant award had been recognized because the applicable performance condition was not considered probable of being achieved.

NOTE 6 — Commitments and Contingencies

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

Deferred Legal Fees

As of June 30, 2026 and December 31, 2025, the Company had total deferred legal fees of $325,000, all of which related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying condensed balance sheets as of June 30, 2026 and December 31, 2025.

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

NOTE 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 890,000 Class A ordinary shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Subject to adjustment for share sub divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one basis or will automatically convert into Class A ordinary shares (such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Founder Shares at the option of the holder thereof prior to the consummation of the initial Business Combination) will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares included in the Private Placement Units and including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option) upon consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent units issued to the Sponsor, members of the management team or any of their affiliates upon conversion of working capital loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Warrants — As of June 30, 2026 and December 31, 2025, there were 8,847,500 Warrants outstanding, including 8,625,000 Public Warrants and 222,500 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

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

NOTE 8 — Fair Value Measurements

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

At June 30, 2026 and December 31, 2025, investments held in the Trust Account were held in mutual funds that are invested primarily in money market funds. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying condensed balance sheets at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$351,773,580	$345,597,290

The Company also used fair value measurements in connection with its share-based compensation arrangements during the period. See Note 5 — Share-Based Compensation for additional information regarding the valuation methodology and significant assumptions used to determine the grant-date fair value of such awards.

NOTE 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics below:

	June 30,	December 31,
	2026	2025
Cash	$418,044	$834,527
Marketable securities held in Trust Account	$351,773,580	$345,597,290

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$376,106	$655,277
Interest earned on marketable securities held in Trust Account	$3,105,736	$6,176,290

General and administrative expenses, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expense provided to the CODM on a regular basis. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews interest earned on Marketable security to manage, maintain and monitor interest earned on marketable security held in trust account.

NOTE 10 — Subsequent Events

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 12, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. Subsequent to the IPO, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,391,774, which consisted of interest earned on marketable securities held in Trust Account of $3,105,736, offset by share-based compensation expense of $1,337,856 and general and administrative costs of $376,106.

For the six months ended June 30, 2026, we had net income of $4,183,157, which consisted of interest earned on marketable securities held in Trust Account of $6,176,290, offset by share-based compensation expense of $1,337,856 and general and administrative costs of $655,277.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor, and loans from the Sponsor, which were repaid at the closing of the IPO. As of June 30, 2026, we had $418,044 of cash and working capital of $203,684.

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

For the six months ended June 30, 2026, net cash used in operating activities was $416,117. Net income of $4,183,157 was offset by interest earned on marketable securities of $6,176,290 and share-based compensation expense of $1,337,856. Changes in operating assets and liabilities provided $239,160 of cash from operating activities.

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

The remaining proceeds from the IPO and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $418,044 as of June 30, 2026. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report :

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Karbon Capital Partners Corp.

Date: August 13, 2026	By:	/s/ Thomas F. Karam
	Name:	Thomas F. Karam
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Jeffrey Zajkowski
	Name:	Jeffrey Zajkowski
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)