Form 10-Q
period 2026-09-30
Karbon Capital Partners Corp.
filed 2026-11-13
CIK 2088749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 35,390,000 Class A Ordinary Shares, $0.0001 par value, and 8,625,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

Karbon Capital Partners Corp.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the three and nine months ended September 30, 2026 and for the period from September 11, 2025(inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders' Deficit for the three and nine months ended September 30, 2026 and for the period from September 11, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from September 11, 2025 (inception) through September 30, 2025(Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18
Part II. Other Information	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

KARBON CAPITAL PARTNERS CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$321,384	$834,527
Prepaid insurance	87,750	87,750
Prepaid expenses	24,722	98,444
Total current assets	433,856	1,020,721
Non-current prepaid insurance	16,889	82,701
Marketable securities held in Trust Account	355,022,143	345,597,290
Total Assets	$355,472,888	$346,700,712

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$317,800	$130,269
Accrued offering costs	75,000	75,366
Total current liabilities	392,800	205,635
Deferred legal fee	325,000	325,000
Deferred underwriting fee	12,075,000	12,075,000
Total Liabilities	12,792,800	12,605,635

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of $10.20 and $10.02 per share as of September 30, 2026 and December 31, 2025, respectively	355,022,143	345,597,290

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 890,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	89	89
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	863	863
Additional paid-in capital	—	—
Accumulated deficit	(12,343,007)	(11,503,165)
Total Shareholders’ Deficit	(12,342,055)	(11,502,213)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$355,472,888	$346,700,712

The accompanying notes are an integral part of these unaudited condensed financial statements.

KARBON CAPITAL PARTNERS CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026,

AND FOR THE PERIOD FROM SEPTEMBER 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 11, 2025 (Inception) Through September 30, 2025
General and administrative expenses	$184,565	$839,842	$56,679
Loss from operations	(184,565)	(839,842)	(56,679)

Other income: (expense):
Share-based compensation expense	—	(1,337,856)	—
Interest earned on marketable securities held in Trust Account	3,248,563	9,424,853	—
Total other income, net	3,248,563	8,086,997	—

Net income	$3,063,998	$7,247,155	$(56,679)

Basic and diluted weighted average shares outstanding of Class A Ordinary Shares	35,390,000	35,390,000	—
Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$0.07	$0.16	$—
Basic and diluted weighted average shares outstanding of Class B Ordinary Shares	8,625,000	8,625,000	7,500,000
Basic and diluted net income per Ordinary Share, Class B Ordinary Shares	$0.07	$0.16	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KARBON CAPITAL PARTNERS CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	890,000	$89	8,625,000	$863	$—	$(11,503,165)	$(11,502,213)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,070,554)	(3,070,554)
Net income	—	—	—	—	—	2,791,383	2,791,383
Balance at March 31, 2026 (unaudited)	890,000	89	8,625,000	863	—	(11,782,336)	(11,781,384)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(1,337,856)	(1,767,880)	(3,105,736)
Capital Contribution from Sponsor - Share-based compensation	—	—	—	—	1,337,856	—	1,337,856
Net income	—	—	—	—	—	1,391,774	1,391,774
Balance at June 30, 2026 (unaudited)	890,000	89	8,625,000	863	—	(12,158,442)	(12,157,490)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,248,563)	(3,248,563)
Net income	—	—	—	—	—	3,063,998	3,063,998
Balance at September 30, 2026 (unaudited)	890,000	$89	8,625,000	$863	$—	$(12,343,007)	$(12,342,055)

FOR THE PERIOD FROM SEPTEMBER 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 11, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(56,679)	(56,679)
Balance at September 30, 2025	—	$—	8,625,000	$863	$24,137	$(56,679)	$(31,679)

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

KARBON CAPITAL PARTNERS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026,

AND FOR THE PERIOD FROM SEPTEMBER 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from September 11, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income	$7,247,155	$(56,679)
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	—	28,020
Interest earned on marketable securities held in Trust Account	(9,424,853)	—
Share-based compensation expense	1,337,856	—
Changes in operating assets and liabilities:
Prepaid insurance	65,812	—
Prepaid expenses	73,722	—
Accrued expenses	187,531	28,659
Net cash used in operating activities	(512,777)	—

Cash Flows from Financing Activities:
Payment of offering costs	(366)	—
Net cash used in financing activities	(366)	—

Net Change in Cash	(513,143)	—
Cash – Beginning of period	834,527	—
Cash – End of period	$321,384	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$651,031
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KARBON CAPITAL PARTNERS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity from the period from September 11, 2025 (inception) through September 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering” or the “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders (the “Public Shareholders”) of Public Units, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below)). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). In addition, the amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 26, 2026. The interim results for the three and nine months ended September 30, 2026 and for the period from September 11, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to December 12, 2025 had been satisfied through a loan under an unsecured promissory note from the Sponsor of up to $300,000. On December 12, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $300,000. As of September 30, 2026, the Company had cash of $321,384 and working capital of $41,056.

In order to fund any working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted at the option of the lender into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements—Going Concern,” the Company evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued. The Company must complete its initial Business Combination within the Combination Period. As of September 30, 2026, the Company had limited cash available to fund its operating activities, and management’s forecast indicates that existing working capital may not be sufficient to fund operations through the end of the Combination Period without obtaining additional financing or reducing expenditures. Accordingly, this condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these unaudited condensed financial statements. Management intends to complete an initial Business Combination and, if necessary, obtain additional financing to meet the Company’s working capital needs. However, there can be no assurance that these plans will be successfully implemented. Accordingly, the accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $321,384 and $834,527 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of either September 30, 2026 or December 31, 2025.

Marketable Securities held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $355,022,143 and $345,597,290, respectively, were held in money market funds which invest in U.S. Treasury securities.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, pro rata, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, while offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as the underlying instruments are classified as equity.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.". Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with FASB ASC 480, "Distinguishing Liabilities from Equity," and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, "Distinguishing Liabilities from Equity," the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30,

2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(3,631,125)
Public Shares issuance costs	(19,944,304)
Plus:
Accretion of carrying value to redemption value	24,172,719
Class A ordinary shares subject to possible redemption, December 31, 2025	345,597,290
Plus:
Accretion of carrying value to redemption value	3,070,554
Class A ordinary shares subject to possible redemption, March 31, 2026	348,667,844
Plus:
Accretion of carrying value to redemption value	3,105,736
Class A ordinary shares subject to possible redemption, June 30, 2026	351,773,580
Plus:
Accretion of carrying value to redemption value	3,248,563
Class A ordinary shares subject to possible redemption, September 30, 2026	$355,022,143

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.". Income and losses are shared pro rata among the outstanding shares of the Company. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement, since the average stock price of the Company’s ordinary shares for the three and nine months ended September 30, 2026 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,847,500 ordinary shares in the aggregate. As of September 30, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, basic	$2,463,589	$600,409	$5,827,032	$1,420,123
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	35,390,000	8,625,000	35,390,000	8,625,000
Basic and diluted net income per Ordinary Share	$0.07	$0.07	$0.16	$0.16

	For the Period from September 11, 2025 (Inception) Through September 30, 2025
	Class A	Class B
Numerator:
Allocation of net loss, basic	$—	$(56,679)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	—	7,500,000
Basic and diluted net loss per Ordinary Share	$—	$(0.01)

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

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

The independent directors received an aggregate of 800,000 fully vested Class P Units on the grant date. The grant-date fair value of the Class P Units was approximately $1.67 per unit, resulting in an aggregate grant-date fair value of $1,337,856. Accordingly, the Company recognized $1,337,856 of share-based compensation expense during the nine months ended September 30, 2026, with a corresponding increase to additional paid-in capital representing a capital contribution from the Sponsor.

The fair value of the Class P Units was determined based on a third-party valuation. The significant assumptions used in determining the fair value included an underlying Class A ordinary share price of $10.12, an estimated Business Combination date of December 10, 2027, a remaining term of approximately 0.48 years, a risk-free interest rate of 3.65%, and an implied market adjustment of approximately 16.82%. Based on these assumptions, the estimated fair value of each Class P Unit was approximately $1.67. In addition, the Sponsor granted 431,250 Class P Units to a consultant. The consultant award is subject to both service-based and performance-based vesting conditions, including the completion of the Company’s initial Business Combination. As of September 30, 2026, no compensation cost related to the consultant award had been recognized because the applicable performance condition was not considered probable of being achieved.

NOTE 6 — Commitments and Contingencies

Registration Rights

Holders of the Founder Shares and Private Placement Units, private placement equivalent units that may be issued upon conversion of Working Capital Loans, any Private Placement Shares or Private Placement Warrants included in Private Placement Units, any Class A ordinary shares issuable upon conversion of Founder Shares or upon exercise of warrants they may hold or acquire, and any warrants, including Private Placement Warrants, that they may hold or acquire, are entitled to registration rights pursuant to a registration rights agreement signed on December 10, 2025. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 12, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 4,500,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or $6,900,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or $12,075,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions upon the consummation of a Business Combination.

Deferred Legal Fees

As of September 30, 2026 and December 31, 2025, the Company had total deferred legal fees of $325,000, all of which related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying condensed balance sheets as of September 30, 2026 and December 31, 2025.

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

NOTE 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 890,000 Class A ordinary shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 8,625,000 Class B ordinary shares issued and outstanding.

Except as described below, ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Unless otherwise specified in the amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, and pursuant to the amended and restated memorandum and articles of association; such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares entitled to vote and voted for the appointment of directors can elect all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors. Holders of the Class A ordinary shares are not entitled to vote on the appointment of directors during such time. Incumbent directors also have the ability to appoint additional directors or to appoint replacement directors in the event of a vacancy in accordance with the amended and restated memorandum and articles of association. Further, prior to the closing of the Business Combination, only holders of the Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, the Sponsor will be able to approve any such proposal without the vote of any other shareholder. The provisions of the amended and restated memorandum and articles of association governing the appointment of directors prior to the Business Combination and the Company’s continuation in a jurisdiction outside the Cayman Islands prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds of the Company’s outstanding ordinary shares). Holders of the Public Shares will not be entitled to vote on a special resolution to amend such provisions of the amended and restated memorandum and articles of association during such period.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination, or at any time prior thereto at the option of the holders thereof, on a one-for-one basis, subject to adjustment, for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A of ordinary shares outstanding upon the completion of the Initial Public Offering (excluding the Private Placement Shares underlying the Private Placement Units and including any Class A ordinary share issued pursuant to the underwriters’ over-allotment option), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to members of the management team upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination (“Class B Anti-Dilution Adjustment”); provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of September 30, 2026 and December 31, 2025, there were 8,847,500 Warrants outstanding, including 8,625,000 Public Warrants and 222,500 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

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

At September 30, 2026 and December 31, 2025, investments held in the Trust Account were held in mutual funds that are invested primarily in money market funds. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying condensed balance sheets at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$355,022,143	$345,597,290

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

	September 30,	December 31,
	2026	2025
Cash	$321,384	$834,527
Marketable securities held in Trust Account	$355,022,143	$345,597,290

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 11, 2025 (Inception) Through September 30, 2025
General and administrative expenses	$184,565	$839,842	$56,679
Interest earned on marketable securities held in Trust Account	$3,248,563	$9,424,853	$—

General and administrative expenses, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expense provided to the CODM on a regular basis. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews interest earned on marketable securities to manage, maintain and monitor interest earned on marketable securities held in trust account.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 11, 2025. The Company was formed for the purpose of effecting a Business Combination. While we may pursue an initial Business Combination target in any industry or geographic location, we focus our search for a target business in the power generation, energy infrastructure and energy technology and security sectors. We intend to utilize cash derived from the proceeds of our IPO, and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt, in effecting a Business Combination. Our Sponsor is Karbon Capital Partners Core Holdings, LLC, a Delaware limited liability company.

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

The net proceeds from the IPO, together with certain of the proceeds from the Private Placement, totaling $345,000,000 in the aggregate, were placed in the Trust Account established for the benefit of the Company’s public shareholders and the underwriter of the IPO with Continental Stock Transfer & Trust Company acting as trustee. The Company is not permitted to withdraw any of the principal or interest held in the Trust Account, except with respect to amounts withdrawn or eligible to be withdrawn to pay the Company’s taxes (and such withdrawals can only be made from interest and not from the principal held in the Trust Account) and up to $100,000 to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of an initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period, subject to applicable law, and (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Public Shares the right to have their shares redeemed or repurchased in connection with an initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete an initial Business Combination within Combination Period or (B) with respect to any other provision relating to the rights of holders of Public Shares or pre-initial business combination activity.

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

We will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, if any, subject to certain limitations. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. In addition, the amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2025 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. Subsequent to the IPO, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $3,063,998, which consisted of interest earned on marketable securities held in Trust Account of $3,248,564, offset by general and administrative costs of $184,565.

For the nine months ended September 30, 2026, we had net income of $7,247,155, which consisted of interest earned on marketable securities held in Trust Account of $9,424,853, offset by share-based compensation expense of $1,337,856 and general and administrative costs of $839,842.

For the period from September 11, 2025 (inception) through September 30, 2025, we had a net loss of $56,679, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor, and loans from the Sponsor, which were repaid at the closing of the IPO. As of September 30, 2026, we had $321,384 of cash and working capital of $41,056.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $512,777. Net income of $7,247,155 was offset by interest earned on marketable securities held in Trust Account of $9,424,853 and share-based compensation expense of $1,337,856. Changes in operating assets and liabilities provided $327,065 of cash from operating activities.

For the period from September 11, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $56,679 was offset by payment of general and administrative costs through promissory note – related party of $28,020. Changes in operating assets and liabilities provided $28,659 of cash from operating activities.

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

The remaining proceeds from the IPO and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $321,384 as of September 30, 2026. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Except for such working capital loan, we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Karbon Capital Partners Corp.

Date: November 12, 2026	By:	/s/ Thomas F. Karam
	Name:	Thomas F. Karam
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Jeffrey Zajkowski
	Name:	Jeffrey Zajkowski
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)